Form 10-K
period 1996-12-31
NOMURA ASSET SECURITIES COR HOM EQ LN PASS TH CER SER 1995-2
filed 1997-03-31
CIK 1012430

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           FORM 10-K

                         CURRENT REPORT



                         ANNUAL REPORT
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: December 31, 1996

                  Commission File No. 33-82746

                  NOMURA ASSET SECURITIES CORPORATION

       (Exact name of registrant as specified in charter
                           documents)

              Delaware                           13-3672336
          (State or other                     (IRS Employer
           jurisdiction of                     Identification
            organization)                           No.)

2 World Financial Center, Building B, 21st Floor,
New York, New York  10281-1198
(Address of principal executive offices)

Registrant's telephone number, including area code:
(212) 667-9300

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant:
(1) has filed all reports to be filed under Section
13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No

                Exhibit Index located on page 4.

                        TABLE OF CONTENTS

Part I
                                                                      Page No.

      Item 1.     Business                                                1

      Item 2.     Properties                                              1

      Item 3.     Legal Proceedings                                       1

      Item 4.     Submission of Matter to Vote of
                  Security Holders                                        1

Part II

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters                         1

      Item 6.     Selected Financial Data                                 1

      Item 7.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations        1

      Item 8.     Financial Statements and Supplementary Data             1

      Item 9.     Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                    2

Part III

      Item 10.    Directors and Executive Officers of the Registrant      2

      Item 11.    Executive Compensation                                  2

      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                   2

      Item 13.    Certain Relationships and Related
                  Transactions                                            2

Part IV

      Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                      2

Signatures                                                                3
Index to Exhibits                                                         4
Exhibits                                                                  5

Item 1.     Business.

      This Annual Report on Form 10-K relates to the Trust Fund formed, and the Home Equity Loan Pass-Through Certificates Series 1995-2 issued, pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1995 (the "Pooling and Servicing Agreement"), by and among Nomura Asset Securities Corporation (the "Registrant"), as depositor, Advanta Mortgage Corp. U.S.A. ("Advanta") and PHH Mortgage Services Corporation ("PHH"), as servicers,
LaSalle National Bank, as trustee and ABN AMRO Bank N.V., as fiscal agent. Pursuant to an Assumption Agreement between Advanta and Industry Mortgage Company L.P. ("IMC") dated as of August 15, 1996, IMC assumed Advanta's servicing obligations under the Pooling and Servicing Agreement.

          Capitalized terms used herein and not defined herein have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

Item 2.     Properties.

      Information not provided pursuant to Exemptive
      Order.

Item 3.     Legal Proceedings

      There are no pending legal proceedings related to the Nomura Asset Securities Corporation Home Equity Loan
      Pass-Through Certificates, Series 1995-2 involving any of the Trust Fund, Mortgage Pool, Trustee, either
      Servicer or the Registrant, other than ordinary routine litigation incidental to the Trustee's, any custodian's, the Servicer's or the Registrant's duties under the Pooling and Servicing Agreement.

Item 4.     Submission of Matter to Vote of
            Security-Holders.

      For the fiscal year ended December 31, 1996, no vote or consent of Certificateholders was solicited for any purposes.

                             PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.

      (a)   There is no established public trading
            market for the Certificates.

      (b)   There were two registered holders of
            record of the Certificates representing
            an equity interest in the Trust as of
            December 31, 1996.

      (c)   Not Applicable.

Item 6.     Selected Financial Data.

      Information not provided pursuant to Exemptive
      Order.

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.

      Information not provided pursuant to Exemptive
      Order.

Item 8.     Financial Statements and Supplementary
            Data.

      Information not provided pursuant to Exemptive
      Order.

Item 9.     Changes in and Disagreements With
            Accountants on Accounting and Financial
            Disclosure.

      For the fiscal year ended December 31, 1996, there were no changes in or disagreements with accountants with respect to accounting and financial disclosure.

                            PART III

Item 10.    Directors and Executive Officers of the
            Registrant.

      Information not provided pursuant to Exemptive
      Order.

Item 11.    Executive Compensation.

      Information not provided pursuant to
      Exemptive Order.

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.

      Information not provided pursuant to Exemptive
      Order.

Item 13.    Certain Relationships and Related
            Transactions.

      Information not provided pursuant to Exemptive
      Order.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


      (a)
                Exhibits

            (1)   Annual Statement of Compliance of
                  Industry Mortgage Company L.P.                     99.1

            (2)   Annual Statement of Compliance of
                  PHH Mortgage Services Corporation                  99.2

            (3)   Annual Servicing Report of Industry
                  Mortgage Company L.P.                              99.3

            (4)   Annual Servicing Report of PHH
                  Mortgage Services Corporation                      99.4

      (b)   Current Reports on Form 8-K were
            filed during the last quarter of the
            period covered by this report on October
            29, 1996, December 5, 1996 and January 2,
            1997.

      (c)   Not Applicable.

      (d)   Information not provided pursuant to
            Exemptive Order.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT
BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT.

      No annual reports or proxy material have been sent to Certificateholders.

                           SIGNATURES



            Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NOMURA ASSET SECURITIES CORPORATION



                              By: /s/ Helaine Fisher Hebble
                              Name:  Helaine Fisher Hebble
                              Title:   Vice President


Dated:  March 31, 1997

Pursuant to the Exemptive Order, this report is not required to be signed by a majority of the directors of the Registrant or by any individuals other than an authorized officer of the Registrant.

                        INDEX OF EXHIBITS


Exhibit     Description                                            Page

2.          Not Applicable.

3. (i)      Not filed pursuant to Exemptive Order.

3 (ii)      Not filed pursuant to Exemptive Order.

4.          Not filed pursuant to Exemptive Order.

9.          Not Applicable.

10.         Not Applicable.

11.         Not Applicable.

12.         Not Applicable.

13.         Not Applicable.

16.         Not Applicable.

18.         Not Applicable.

21.         Not Applicable.

22.         Not Applicable.

23.         Not Applicable.

24.         Not Applicable.

27.         Not Applicable.

99.1        Annual Statement of Industry Mortgage
               Company L.P.                                            5

99.2        Annual Statement of PHH Mortgage Services
               Corporation                                             6

99.3        Annual Servicing Report of Industry
               Mortgage Company L.P.                                   7

99.4        Annual Servicing Report of PHH Mortgage                    8
               Services Corporation